Form 10QSB
period 2003-06-30
ACTO DIGITAL VIDEO USA INC
filed 2003-08-18
CIK 1209176

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                         REGISTRATION NUMBER 333-101960

                         ACTO DIGITAL VIDEO U.S.A. INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                              98-0382978
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

             275 MADISON AVENUE, 6TH FLOOR, NEW YORK, NEW YORK 10016
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 880-3702

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Class                                 Outstanding As of June 30, 2003
     Common Stock $ .0001 par value                   9,000,000

This report has not been reviewed by the independent auditor in accordance with the Act, however, the Company intends to submit an amended report reviewed by the independent auditor.

                          PART I: FINANCIAL INFORMATION

                         ACTO DIGITAL VIDEO U.S.A. INC.
                     (FORMERLY MICROPOWER GENERATION, INC.)
            (SUCCESSOR TO SHENZHEN ACTO DIGITAL VIDEO TECH CO. LTD.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                        (AMOUNT EXPRESSED IN US DOLLARS)

                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)
                        (AMOUNTS EXPRESSED IN US DOLLARS)


                                                          June 30,     December 31,
                                                            2003           2002
                                                              $              $
                                                        (Unaudited)
                                                        ------------   -----------
ASSETS

Current Assets
Cash and cash equivalents                                 3,810,894      1,717,957
Accounts receivable                                       3,423,285      1,977,004
Inventories                                                 594,333        937,516
Advances to suppliers                                     1,443,715        507,937
Deferred income taxes                                       103,748         85,592

TOTAL CURRENT ASSETS                                      9,375,975      5,226,006
OTHER RECEIVABLES                                         1,015,507        470,784
PROPERTY, PLANT AND EQUIPMENT                               882,124      1,015,404
DEFERRED INCOME TAXES                                        99,131         96,952
PATENTS                                                           1              1
                                                        -----------    -----------
                                                         11,372,738      6,809,147
LIABILITIES

CURRENT LIABILITIES

Short-term loans                                          2,053,735           --
Accounts payable and accrued liabilities                  2,476,379      1,112,693
Advances from customers                                     701,535        494,047
Income taxes payable                                        106,350        123,591
Other taxes payable                                          93,971        134,873
Other payables                                               76,832        133,705
                                                        -----------    -----------
TOTAL CURRENT LIABILITIES                                 5,508,802      1,998,909
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                         1,495,834      1,231,143
                                                        -----------    -----------
STOCKHOLDERS' EQUITY

CAPITAL STOCK
      Share Capital                                             900            900
      Additional paid in capital                          1,683,614      1,683,614
                                                        -----------    -----------
                                                          1,684,514      1,684,514
RETAINED EARNINGS
     Appropriated retained earnings                         723,228        565,678
     Unappropriated retained earnings                     1,959,870      1,329,734
                                                        -----------    -----------
                                                          2,683,098      1,895,412
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                                490           (831)
                                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                4,368,102      3,579,095
                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               11,372,738      6,809,147
     AND MINORITY INTEREST                              ===========    ===========


                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE 3 MONTHS AND 6 MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                        (AMOUNTS EXPRESSED IN US DOLLARS)



                                                            3 months ended             6 months ended
                                                        June 30,        June 30,    June 30,      June 30,
                                                         2003            2002        2003          2002
                                                           $               $           $             $
REVENUE
     Sales
                                                       2,814,929     2,561,042    5,889,892     4,886,445
     Cost of sales                                     1,907,007     1,786,606    4,198,559     3,384,992
                                                      ----------    ----------   ----------    ----------

GROSS MARGIN                                             907,922       774,436    1,691,333     1,501,453
     Other revenue                                          --          70,365        9,671        76,583
                                                      ----------    ----------   ----------    ----------

GROSS EARNINGS                                           907,922       844,801    1,701,004     1,578,036

OPERATING EXPENSES (RECOVERIES)
     Selling, general and administration                 227,076       397,025      403,118       581,902
     Bad debt allowances (recoveries)                   (106,405)         --       (106,352)          162
     Depreciation and amortization                        66,758        57,569      150,425       212,161
                                                      ----------    ----------   ----------    ----------
                                                         187,429       454,594      447,191       794,225
                                                      ----------    ----------   ----------    ----------
INCOME FROM OPERATIONS                                   720,493       390,207    1,253,813       783,811
                                                      ----------    ----------   ----------    ----------
OTHER EXPENSES
     Interest expense                                     19,601            63       15,889         3,238
     Loss on short-term investments
                                                            --          23,111         --         128,396
                                                      ----------    ----------   ----------    ----------
                                                          19,601        23,174       15,889       131,634
INCOME BEFORE INCOME TAXES                               700,892       367,033    1,237,924       652,177
Income taxes
                                                      ----------    ----------   ----------    ----------
                                                         105,133        50,887      185,696       108,179
                                                      ----------    ----------   ----------    ----------
NET INCOME, BEFORE MINORITY                              595,759       316,146    1,052,228       543,998
    INTEREST
Minority interest
                                                         149,773        79,479      264,542       136,802
                                                      ----------    ----------   ----------    ----------
NET INCOME, AFTER MINORITY INTEREST                      445,986       236,667      787,686       407,196
                                                      ==========    ==========   ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
OUTSTANDING, BASIC AND FULLY DILUTED                   9,000,000     4,512,500    9,000,000     4,512,500
                                                      ==========    ==========   ==========    ==========
INCOME PER WEIGHTED AVERAGE COMMON STOCK              $     0.05    $     0.05   $     0.09    $     0.09
                                                      ==========    ==========   ==========    ==========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE 6 MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                        (AMOUNTS EXPRESSED IN US DOLLARS)



                                                                    June 30,           June 30,
                                                                      2003               2002
                                                                        $                  $
                                                                ----------------    ----------------
                                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period                                                787,686             407,196
Items not requiring an outlay of cash
   Amortization of property, plant and equipment                         150,425             212,161
   Loss on short-term investment                                            --               128,396
   Change in bad debt provision                                         (106,352)                162
   Deferred income taxes                                                 (20,282)            (46,894)
   Minority interest                                                     264,542             136,802
Net changes in working capital items related to operations
     Accounts receivable                                              (1,367,849)         (1,346,539)
     Advances to suppliers                                              (935,631)           (704,833)
     Inventories                                                         343,455             169,611
     Accounts payable and accrued liabilities                          1,363,388           1,079,139
     Income taxes payable                                                (17,277)            (36,286)
     Other taxes payable                                                 (40,942)             19,831
     Advances from customers                                             207,345             292,826
                                                                ----------------    ----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                 628,508             311,572
                                                                ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Other receivables                                                  (516,095)           (840,709)
     Other payables                                                      (56,913)            668,273
     (Repayments of) proceeds from borrowings                          2,053,735            (277,889)
      Proceeds from short-term investments                                  --               241,769
                                                                ----------------    ----------------
NET CASH FLOWS FROM FINANCING ACTIVITIES
                                                                       1,480,727            (208,556)
                                                                ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment                             (16,851)           (161,529)
                                                                ----------------    ----------------
NET CASH FLOWS FROM INVESTMENT ACTIVITIES                                (16,851)           (161,529)
                                                                ----------------    ----------------
NET INCREASE IN CASH AND CASH EQUIALENTS FOR THE PERIOD                2,092,384             (58,513)
Cash and cash equivalents, beginning of period                         1,717,957             362,395
Effect of exchange rate changes on cash and  cash equivalents                553              19,304
                                                                ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               3,810,894             323,186
                                                                ================    ================
INCOME TAXES PAID                                                        219,060             174,482
                                                                ================    ================
INTEREST PAID                                                             15,889               3,238
                                                                ================    ================

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE 6 MONTHS ENDED JUNE 30, 2003 (UNAUDITED) AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                        (AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                                     Accumulated
                                                          Additional   Appropriated  Unappropriated    other          Total
                                Number of                  paid in       retained     retained      comprehensive  stockholders'
                                 shares       Amount       capital       earnings     earnings      income (loss)    equity
                                                $             $           $              $             $                $

Balance at December 31, 2001    4,512,500          451     1,530,543       248,316      227,291           (215)      2,006,386
Disposition of
short-term investments               --           --         153,570          --           --             --           153,570
Income for the year                  --           --            --         317,362    1,102,443           --         1,419,805
Foreign currency translation         --           --            --            --           --             (616)           (616)
Acquisition of net
liabilities  of Micropower
Generation Inc.                      --           --            --            --           --             --              --
                                4,487,500          449          (499)         --           --             --               (50)
                               ----------   ----------    ----------    ----------   ----------     ----------      ----------
Balance at December 31, 2002    9,000,000          900     1,683,614       565,678    1,329,734           (831)      3,579,095
Income for the year to
date                                 --           --            --         157,550      630,136           --           787,686
Foreign currency translation
                               ----------   ----------    ----------    ----------   ----------     ----------      ----------
                                     --           --            --            --           --            1,321           1,321
                               ----------   ----------    ----------    ----------   ----------     ----------      ----------
Balance at June 30, 2003        9,000,000          900     1,683,614       723,228    1,959,870            490       4,368,102
                               ==========   ==========    ==========    ==========   ==========     ==========      ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND 2002 (UNAUDITED)
                        (AMOUNTS EXPRESSED IN US DOLLARS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES

     In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the potential outcome of future tax consequences of events that have been recognized in the Company's financial statement or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management's estimates and assumptions.

     Interim results are not necessary indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's discussion and Analysis and financial statements and notes thereto included in the company's most recent SB-2 filed.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Current Report on Form SB-2/A dated July 23, 2003, as filed with the Securities and Exchange Commission.

     a)  Basis of Presentation

         Micropower Generation, Inc. ("Micropower"), was incorporated under the laws of the State of Delaware, and has been an inactive public Company since April 2000. On October 29, 2002, the share capital of Micropower was reorganized by virtue of a reverse stock split on a 1:4 basis on its common stock. Consequently, Micropower's outstanding common stock of 17,950,000 shares became 4,487,500 shares. On October 30, 2002, Micropower issued 4,512,500 shares of common stock to acquire the 74.86% outstanding common stock of Shenzhen Acto Digital Video Tech Co. Ltd. ("Shenzhen").

         Subsequent to the above share exchange, the majority stockholder of Shenzhen holds 50.14% of the outstanding common shares of the Micropower. Consequently, even though Micropower is the legal acquirer, this transaction will be treated as an acquisition of Micropower by Shenzhen and as a recapitalization of Shenzhen for accounting purposes. The historical financial statements are those of Shenzhen, with adjustments to stockholders' equity and minority interest to reflect the legal capital structure of the legal acquirer and its percentage ownership.

         As part of the transaction, Micropower changed its name to Acto Digital Video U.S.A. Inc.

         The consolidated balance sheet as of June 30, 2003, and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2002 was derived from audited financial statements.

     b)  Business Overview

         Shenzhen Acto Digital Video Tech Co. Ltd. ("Shenzhen") was incorporated as a limited liability corporation in the People's Republic of China ("PRC") on May 12, 1998 and was granted business license to operate for a 10-year period. At the end of the period, Shenzhen may apply to have its business license extended. Upon formation, Shenzhen commenced research and development of multi-media LCD projection systems, LCD projectors and multi-media projection TVs. After a two-year effort, in May 2000 Shenzhen introduced its first domestic multi-media LCD projector and obtained a patent in PRC covering certain of its technology.

         Shenzhen changed its name from Shenzheng Nangjian Investment Company on December 26, 2000.

     c)  Certain Significant Risks And Uncertainties

         The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in PRC.

         The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

         Many laws and regulations dealing with economic maters in general and foreign investment in particular have been enacted in PRC. However, PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

         Any devaluation of the Renminbi (RMB) against United States dollar would consequently have adverse effects on the financial performance and the Company's asset values when measured in terms of the United States dollars. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company's earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

         The Company does not carry any insurance to cover any of its assets nor does it have any insurance coverage against general and comprehensive liabilities.

       d) Use of Estimates

         These financial statements are prepared in accordance with generally accepted accounting principles in the United State of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

     e)  Inventories

         Inventories are valued at the lower of cost, calculated on an average cost basis and market, determined by selling price less a normal gross margin.

     f)  Property, Plant and Equipment

         Property, Plant and Equipment are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis using the following annual rates:

         CATEGORY                                     ANNUAL AMORTIZATION

         Machinery and equipment                                 9% - 18%
         Electronic equipment                                    9% - 18%
         Transportation equipment                                     18%
         Other equipment                                         9% - 18%

g)       Revenue Recognition

         Revenue is recognized when:

          i) The Company has transferred the significant risks and rewards of ownership to the buyer.

          ii) The Company does not retain continuing managerial involvement and does not have effective control over the goods sold.

          iii) Collection is probable and the pricing is fixed or determinable.

          iv)  The  costs   incurred  or  to  be  incurred  in  respect  of  the
               transaction can be reasonably measured.

     h)   Foreign Currency Translation

         The Company maintains its books and records in Chinese Reminbis ("RMB"). Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

         The translation of the financial statements of the Company from its functional currency into its reporting currency in United States dollars is performed as follows: Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. Adjustments resulting from the translation are included in cumulative other comprehensive income in stockholders' equity.

         The RMB is not readily convertible into United States dollars or other foreign currencies. The foreign exchange between United States dollars and RMB ranged from 1 RMB to US$0.1204 to US$0.1211, since inception to the fiscal periods covered in these financial statements. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     i)  Allowance for Doubtful Accounts

         The accounts receivable, in conformity with business practices in PRC, have normal repayment terms of a year. The Company has adopted a policy of providing an allowance for doubtful accounts based on the best estimate of the Company's management, using the following criteria:

               i) Amounts outstanding over the normal repayment terms. ii) Actual settlement of the receivable subsequent to the year-end.

          Allowance for doubtful accounts for other receivables is also provided using the above criteria.

     j) Earnings per common share

         Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share.

         The Company had no stock options or warrants outstanding.

     k)  Recent Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant effect on the Company's financial statement presentation or disclosures.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS No. 148 will have a significant effect on the Company's financial statement presentation or disclosures.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a Company issues a guarantee, the Company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide
          sufficient   financial   resources  for  the  entity  to  support  its
          activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

2. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

a) Accounts receivable included the following:


                                    June 30,        December 31,
                                      2003              2002
                                        $                $
                                   (Unaudited)

Accounts receivable, trade          3,423,285        2,054,894
Allowance for doubtful accounts          --            (77,890)
                                   ----------       ----------

Accounts receivable, net            3,423,285        1,977,004
                                   ==========       ==========

     b)  Other Receivables

         These receivables are non-trade in nature, and are comprised of the following:

                                      June 30,     December 31,
                                       2003           2002
                                        $              $
                                    (Unaudited)

Other receivables                    1,070,187       553,932
Allowance for doubtful accounts        (54,680)      (83,148)
                                    ----------    ----------
Other receivables, net               1,015,507       470,784
                                    ==========    ==========

3. BANK LOAN

     The short-term loans of $ 2,053,735 (17,000,000RMB) as at June 30, 2003 bear interest ranging from 0.4425% to 0.48675% per month. The amount includes a loan of $ 604,040 (5,000,000RMB), which is secured by a guarantor, of which the Company simultaneously acts as the guarantor of a $1,812,119 (15,000,000RMB) loan owed by the party.


4. INCOME TAXES

     The Company operates through a subsidiary incorporated in PRC and is governed by the Income Tax Law of PRC ("Income Tax Laws"). Substantially all of the income before taxes and provision of income taxes is attributed to the Company's PRC operations.

     Under the Income Tax Laws of PRC, the Company is subject to an income tax at an effective rate of 15% on income as reported in its PRC statutory financial statements after appropriate tax adjustments.

     The components of the income tax expenses (recovery) are as follows:

                             June 30,           June 30,
                               2003               2002
                                 $                  $
                            (Unaudited)

         Current              165,361             63,814
         Deferred              20,335             44,365
                              -------            -------
                              108,179            185,696
                              =======            =======

5. OTHER PAYABLES

     These payables represent amounts that are non-trade in nature.


6. CAPITAL STOCK

     a)  Authorized

         Common Stock:  $.0001 Par; 50,000,000 Shares

         Preferred Stock:  $.0001 Par; 50,000,000 Shares

         The board of directors is authorized, without shareholder approval, from time to time to issue up to an aggregate of 50,000,000 shares of preferred stock in one or more series. The board of directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions. No shares of preferred stock have been issued to date.

     b) Issued and outstanding

         Micropower Generation, Inc. ("Micropower"), was incorporated under the laws of the State of Delaware, and has been an inactive public Company since April 2000. On October 29, 2002, the share capital of Micropower was reorganized by virtue of a reverse stock split on a 1:4 basis on its common stock. Consequently, Micropower's outstanding common stock of 17,950,000 shares became 4,487,500 shares. On October 30, 2002, Micropower issued 4,512,500 shares of common stock to acquire the 74.86% outstanding common stock of Shenzhen Acto Digital Video Tech Co. Ltd. ("Shenzhen").

     c)  Stock options

         On October 28, 2002, the Company adopted the 2002 Stock option Plan ("the Plan"). The purpose of the plan is to enable the Company to attract, retain and motivate key employees, directors and consultants. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. As of June 30, 2003, no options have been granted pursuant to the Plan.


7. RETAINED EARNINGS

     In compliance with Chinese legislation, the Company provides 10% of net income based on the income tax rules in PRC for each of the statutory reserve fund and statutory public welfare fund at periods ended. As at December 31, 2002 and 2001, retained earnings consist of the following:



                                            APPROPRIATED RETAINED EARNINGS
                                    --------------------------------------------      Unappropriated   Total
                                      Statutory      Statutory                           retained     retained
                                    reserve fund  welfare fund            Total         earnings      earnings
                                           $              $                 $              $              $
     Balance at December 31, 2001       124,158        124,158           248,316          227,291      475,607

     Income for the year                158,681        158,681           317,362        1,102,443    1,419,805


     Balance at December 31, 2002       282,839        282,839           565,678        1,329,734    1,895,412

     Income for the 6 months
         ended June 30, 2003             78,775         78,775           157,550          630,136      787,686


     Balance at June 30, 2003           361,614        361,614           723,228        1,959,870    2,683,098


8. COMPREHENSIVE INCOME (LOSS)
                                                 June 30,           June 30,
                                                  2003                2002
                                                    $                   $

                                               (Unaudited)         (Unaudited)
                                               -----------         -----------
     Net income                                  787,686             407,196
     Foreign currency-translation adjustment       1,321                 613
                                                 789,007             407,809
                                               ===========         ===========

     The components of cumulative other comprehensive income (loss) are as follows:

     Cumulative other comprehensive loss - December 31, 2001                               (215)
     Foreign currency translation adjustment for the year ended December 31, 2002          (616)
                                                                                      ---------
     Cumulative other comprehensive loss - December 31, 2002                               (831)
     Foreign currency translation adjustment for the period ended June 30, 2003           1,321
                                                                                      ---------
     Cumulative other comprehensive income - June 30, 2003                                  490
                                                                                      =========


9. SEGMENTED INFORMATION

     The Company currently operates in one product segment: sales of projectors and video-system. The Company operates in one geographic area, being the People's Republic of China.


10. NON-CASH TRANSACTIONS

     The following item has not been reflected on the statement of cash flows as the reduction in the loans payable was treated as an addition to paid in capital. The accounts affected are as follows




                                                                    June 30,            June 30,
                                                                     2003                 2002
                                                                       $                    $

                                                                   (Unaudited)          (Unaudited)
    Loss on short-term investments charged  to stockholder              -                (205,143)

    Additional paid in capital on loss on short-term investments        -                 153,570

    Addition to minority interest on loss on short-term investments     -                 (51,573)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS DISCUSSION

The Company intends to grow the business of its subsidiary Shenzhen ACTO by: (1) continuing to evolve its technology and introducing new products such as a rear projection TV and a rear projection multi-media system, which will expand the Company's product lines into different market segments, including the consumer market and entertainment market segments, (2) maintaining and expanding the Company's strategic positioning with educational institutions and government agencies in the People's Republic of China (the "PRC"), (3) establishing additional sales offices and sales representatives in the PRC, (4) undertaking approval for its products in North America and, in the future, establishing marketing operations or other sales channels in North America, (5) continuing the Company's efforts to cultivate relationships with major corporations worldwide that are producing products in the digital projection industry, (6) accelerating research and development and (7) further promoting the Company's brand recognition in the PRC.

The Company recently filed a Registration Statement on Form SB-2, registering the shares of certain selling shareholders. This Registration Statement was made effective by the SEC on July 25, 2003. The Company is in the process of applying for a listing of its shares on the Over The Counter Bulletin Board. As of the date of this Report, there is no market for the Company's shares.


CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are outlined within Note 1 to the consolidated financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts it reports. The following items require the most significant judgment and often involve complex estimation:

Revenue   recognition:   The  Company  generally  recognizes  a  sale  when  the
substantial risks and benefits of ownership have been transferred to the purchaser, delivery has been effected, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the revenue is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after its normal payment terms. If the Company determines that the fee is not fixed or determinable, the Company recognizes revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met.

Allowance for doubtful accounts: The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts, if required, for estimated losses resulting from the inability of its customers to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories: The company values inventories at the lower of cost, calculated on an average cost basis, or market, determined by selling price less a normal gross margin. The company monitors its inventories on an ongoing basis to ensure that the value of inventory adequately reflects reductions in value for obsolete or overstocked items.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues

Revenue for the three-month period ended June 30, 2003 increased by $253,887 to $2,814,929 over the three-month period ended June 30, 2002. This is an increase of 10% over the comparable period in the prior year.

Cost of Sales

The cost of sales for the three-month period ended June 30, 2003 was $1,907,007, an increase of $120,401 over the same period in 2002. This increase represents 7% of the prior cost of sales of $1,786,606 due to the increase in sales volume over the comparable period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 were $227,076 as compared to $397,025 for the similar period in 2002. The decrease of $169,949 in selling, general and administrative expenses is principally attributable to better financial control by management and the results of the health environment prevalent in the PRC.


Net income

Net income from operations for the three months ended June 30, 2003 amounted to $445,986 as compared to a net income of $236,667 for the three months ended June 30, 2002. This increase in the net income is principally attributable to the reduction of selling general and administrative expenses from 2002 to 2003, bad debt recoveries amounting to $106,405 and the increase in sales volume in 2003.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues

Revenue for the six-month period ended June 30, 2003 totaled $5,889,892 and increase of $1,003,447 over the comparable period in 2002. This is an increase of 21% over the comparable period in the prior year.

Cost of Sales

The cost of sales for the six-month period ended June 30, 2003 totaled $4,198,559, an increase of $813,567 from the comparable period in 2002. The increase is due to the increase in sales volume.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2003 were $403,118 as compared to $581,902 for the similar period in 2002. The decrease in selling, general and administrative expenses is principally attributable to better financial control by management and the results of the health environment prevalent in the PRC.

Net income

Net income for the six months ended June 30, 2003 amounted to $787,686 as compared to a net income of $407,196 for the six months ended June 30, 2002. This increase in the net income is principally attributable to the increase in sales volume and a reduction selling, general and administrative expenses and a recovery of bad debts of $106,352.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six-months ended June 30, 2003, net cash provided by operating activities amounted to $628,508 as compared to net cash provided by operating activities of $311,572 for the comparable period in 2002. The increase in the net cash provided was a result of the increase in the net income for the six months ended June 30, 2003 as compared to the comparable period in the prior year,


Financing Activities

At June 30, 2003, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.
                                       14

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2003

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. . Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2003 financial statements. The interim reporting disclosure requirements is effective for the company's June 30, 2003 10-QSB.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 is not expected to have a material impact on the Company's disclosure requirements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

                           PART II: OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS:

                  None.

ITEM 2:     CHANGES IN SECURITIES:

                  None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:     OTHER INFORMATION:

                  None.

ITEM 6:     EXHIBITS & REPORTS:


Exhibits

(a)      99.1   Certification of Chief Executive  Officer.
         99.2   Certification of  Chief Financial Officer.
         99.3   Certificate of Chief Executive Officer and Chief
                Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003                                /s/ Jing Xie
                                                     -----------------------
                                                      Jing Xie
                                                      President