Form 10QSB
period 2003-09-30
ACTO DIGITAL VIDEO USA INC
filed 2003-11-14
CIK 1209176

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                        CONSOLIDATED FINANCIAL STATEMENTS


                        AS OF SEPTEMBER 30, 2003 AND 2002


                                   (UNAUDITED)


                        (AMOUNT EXPRESSED IN US DOLLARS)


                                TABLE OF CONTENTS


Consolidated Balance Sheets                                              2 - 3

Consolidated Statements of Income                                            4

Consolidated Statements of Cash Flows                                        5

Consolidated Statements of Stockholders' Equity                              6

Notes to Consolidated Financial statements                              7 - 16



ACTO DIGITAL VIDEO U.S.A. INC.
(FORMERLY MICROPOWER GENERATION, INC.)
(SUCCESSOR TO SHENZHEN ACTO DIGITAL VIDEO TECH CO. LTD.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 (UNAUDITED)AND DECEMBER 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                 September 30,       December 31,
                                                                                          2003               2002
                                                                                            $                  $
                                                                                    (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                                             1,776,243         1,717,957
Short-term investments                                                                   72,483
Accounts receivable                                                                   5,308,043         1,977,004
Inventories                                                                             869,936           937,516
Advances to suppliers                                                                 1,734,469           507,937
Deferred income taxes                                                                   117,936            85,592
                                                                                  --------------    ---------------
TOTAL CURRENT ASSETS                                                                  9,879,110         5,226,006
OTHER RECEIVABLES                                                                       539,488           470,784
PROPERTY, PLANT AND EQUIPMENT                                                           789,669         1,015,404
DEFERRED INCOME TAXES                                                                   105,205            96,952
PATENTS                                                                                       1                 1

                                                                                  --------------    --------------
                                                                                     11,313,473         6,809,147
                                                                                  ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.





ACTO DIGITAL VIDEO U.S.A. INC.
(FORMERLY MICROPOWER GENERATION, INC.)
(SUCCESSOR TO SHENZHEN ACTO DIGITAL VIDEO TECH CO. LTD.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      September 30,      December 31,
                                                                                               2003             2002
                                                                                                 $                $
                                                                                        (Unaudited)
LIABILITIES

CURRENT LIABILITIES

Short-term loans                                                                          1,963,081          -
Accounts payable and accrued liabilities                                                  1,757,418        1,112,693
Advances from customers                                                                     710,534          494,047
Income taxes payable                                                                        106,348          123,591
Other taxes payable                                                                          93,367          134,873
Other payables                                                                              167,548          133,705
                                                                                    ---------------  ---------------

TOTAL CURRENT LIABILITIES                                                                 4,798,296        1,998,909
                                                                                    ---------------  ---------------

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                                         1,659,556        1,231,143
                                                                                    ---------------  ---------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
      Share Capital                                                                             900              900
      Additional paid in capital                                                          1,683,614        1,683,614
                                                                                    ---------------  ---------------

                                                                                          1,684,514        1,684,514
                                                                                    ---------------  ---------------

RETAINED EARNINGS
     Appropriated retained earnings                                                         820,748          565,678
     Unappropriated retained earnings                                                     2,349,955        1,329,734
                                                                                    ---------------  ---------------

                                                                                          3,170,703        1,895,412

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                                404           (831)
                                                                                    ---------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                                                4,855,621        3,579,095
                                                                                    ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               11,313,473        6,809,147
     AND MINORITY INTEREST
                                                                                    ===============   ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.






ACTO DIGITAL VIDEO U.S.A. INC.
(FORMERLY MICROPOWER GENERATION, INC.)
(SUCCESSOR TO SHENZHEN ACTO DIGITAL VIDEO TECH CO. LTD.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE 3 MONTHS AND 9 MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                              3 months ended                    9 months ended

                                                    September 30,     September 30,  September 30,     September 30,
                                                            2003              2002               2003             2002
                                                              $                 $                 $                 $

REVENUE
     Sales
                                                          4,333,949      2,204,923        10,223,841        7,091,368
     Cost of sales                                        3,262,244      1,490,757         7,460,803        4,875,749
                                                    ---------------   ---------------   --------------   ---------------

GROSS MARGIN                                              1,071,705        714,166         2,763,038        2,215,619
     Other revenue (expenses)                                  (814)       (31,023)            8,857           45,560
                                                    ---------------   ---------------   --------------   ---------------

GROSS EARNINGS                                            1,070,891        683,143         2,771,895        2,261,179
                                                    ---------------   ---------------   --------------   ---------------

OPERATING EXPENSES (RECOVERIES)
     Selling, general and administration                    250,712         33,755           653,830          615,657
     Bad debt allowances (recoveries)                       (39,863)      (550,929)         (146,215)        (550,767)
     Depreciation and amortization                           99,728        205,006           250,153          417,167
                                                    ---------------   ---------------   --------------   ---------------

                                                            310,577       (312,168)          757,768          482,057
                                                    ---------------   ---------------   --------------   ---------------

INCOME FROM OPERATIONS                                      760,314        995,311         2,014,127        1,779,122
                                                    ---------------   ---------------   --------------   ---------------

OTHER EXPENSES
     Non-operation income                                   (25,537)          -              (20,537)             -
     Interest expense (income)                               14,550           (274)           30,439            2,964
     Loss on short-term investments
                                                               -               (23)               -           128,373

                                                             (5,987)          (297)            9,902          131,337

INCOME BEFORE INCOME TAXES                                  766,301        995,608         2,004,225        1,647,785
Income taxes                                                114,946        143,706           300,642          251,885
                                                    ---------------   ---------------   --------------   ---------------

NET INCOME, BEFORE MINORITY                                 651,355        851,902         1,703,583        1,395,900
    INTEREST
Minority interest
                                                            163,750        214,127           428,292          350,929
                                                    ---------------   ----------------  ---------------  --------------

NET INCOME, AFTER MINORITY INTEREST                         487,605        637,775         1,275,291        1,044,971
                                                    ===============   ================  ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
OUTSTANDING, BASIC AND FULLY DILUTED                      9,000,000      4,512,500         9,000,000        4,512,500
                                                    ===============   ================  ===============  ===============
INCOME PER WEIGHTED AVERAGE COMMON STOCK                 $     0.05          $0.14             $0.14            $0.23
                                                                      ================  ===============  ===============


        The accompanying notes are an integral part of these consolidated financial statements.



ACTO DIGITAL VIDEO U.S.A. INC.
(FORMERLY MICROPOWER GENERATION, INC.)
(SUCCESSOR TO SHENZHEN ACTO DIGITAL VIDEO TECH CO. LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                                 September 30,      September 30,
                                                                                            2003             2002
                                                                                              $                $
                                                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period                                                              1,275,291         1,044,971
Items not requiring an outlay of cash
   Amortization of property, plant and equipment                                         250,153           417,167
   Loss on short-term investment                                                               -           128,373
   Change in bad debt provision                                                         (146,215)         (550,767)
   Deferred income taxes                                                                 (40,550)           (2,330)
   Minority interest                                                                     428,292           350,929
Net changes in working capital items related to operations
     Accounts receivable                                                              (3,252,656)         (605,824)
     Advances to suppliers                                                            (1,226,397)         (437,736)
     Inventories                                                                          67,829          (102,187)
     Accounts payable and accrued liabilities                                            644,453           366,517
     Income taxes payable                                                                (17,276)          (25,610)
     Other taxes payable                                                                 (41,542)           86,287
     Advances from customers                                                             216,356           153,162
                                                                                  ---------------  ----------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                              (1,842,262)          822,952
                                                                                  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Other receivables                                                                      (222)          713,854
     Other payables                                                                       33,807          (278,316)
     (Repayments of) proceeds from borrowings                                          1,963,082          (227,840)
      Proceeds from (acquisition of) short-term investments                              (72,483)          258,241
                                                                                  ---------------  ----------------

NET CASH FLOWS FROM FINANCING ACTICITIES                                               1,924,184          (415,939)
                                                                                  ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment                                             (24,148)         (195,322)
                                                                                  ---------------  ----------------

NET CASH FLOWS FROM INVESTMENT ACTIVITIES                                                (24,148)         (161,322)
                                                                                  ---------------  ----------------

NET INCREASE IN CASH AND CASH EQUIALENTS FOR THE PERIOD                                   57,774         1,043,569
Cash and cash equivalents, beginning of period                                         1,717,957           362,395
Effect of exchange rate changes on cash and  cash equivalents                                512            (2,319)
                                                                                  ---------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               1,776,243         1,403,645
                                                                                  ===============  ================
INCOME TAXES PAID                                                                        325,352            48,764
                                                                                  ===============  ================
INTEREST PAID                                                                             30,439             1,800
                                                                                  ===============  ================


                   The accompanying notes are an integral part of these
                       consolidated financial statements.



ACTO DIGITAL VIDEO U.S.A. INC.
(FORMERLY MICROPOWER GENERATION, INC.)
(SUCCESSOR TO SHENZHEN ACTO DIGITAL VIDEO TECH CO. LTD.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND
FOR THE YEAR ENDED DECEMBER 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



                                  Common stock
                                                                                                    Accumulated
                                                       Additional    Appropriated Unappropriated          other           Total
                               Number of                  paid in        retained       retained  comprehensive    stockholders'
                                  shares      Amount      capital        earnings       earnings  income (loss)           equity
                                                  $            $               $              $              $               $


Balance at December 31, 2001    4,512,500      451     1,530,543        248,316        227,291           (215)      2,006,386
Disposition of
short-term     investments          -           -        153,570            -              -               -          153,570
Income for the year                 -           -            -          317,362      1,102,443             -        1,419,805
Foreign currency translation        -           -            -              -              -             (616)           (616)
Acquisition of net
liabilities   of Micropower
Generation    Inc.              4,487,500      449          (499)           -              -               -              (50)
                            --------------- --------- -------------- ------------ ---------------- ------------- ---------------
Balance at December 31,
2002                            9,000,000      900     1,683,614        565,678      1,329,734           (831)      3,579,095
Income for the year to
date                               -            -            -          255,070      1,020,221             -        1,275,291
Foreign currency translation
                                   -            -            -              -             -             1,235           1,235
                            --------------- --------- -------------- ------------ ---------------- ------------- ---------------

Balance at September 30,
2003                            9,000,000      900      1,683,614       820,748      2,349,955            404       4,855,621
                            =============== ========= ============== ============ ================ ============= ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES

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

         The consolidated balance sheet as of September 30, 2003, and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' deficiency and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2002 was derived from audited financial statements.

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

         Inventories are valued at the lower of cost, calculated on an average cost basis, or market, determined by selling price less a normal gross margin.

     f)  Property, Plant and Equipment

         Property, Plant and Equipment are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis using the following annual rates:

         CATEGORY                                      ANNUAL AMORTIZATION
         --------                                      -------------------
         Machinery                                                9% - 18%
         Electronic equipment                                     9% - 18%
         Transportation equipment                                      18%
         Other equipment                                          9% - 18%

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

     j) Earnings per common share

         Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by assuming the issuance of all potential common stocks. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share.

         The Company had no stock options or warrants outstanding.

     k)  Recent Pronouncements

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of SFAS 145 did not have a significant effect on the Company's financial statement presentation or disclosure..

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

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

         In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2003 financial statements. The interim reporting disclosure requirements were effective for the company's June 30, 2003 10-QSB. The company has no outstanding stock based compensation.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption did not have a material effect on the Company.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning the Company's interim period commencing July 1, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFA 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant effect on the company's financial statement presentation or disclosures.

2. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

a) Accounts receivable included the following:

                                                                        September 30,        December 31,
                                                                               2003             2002
                                                                                  $                $
                                                                         (Unaudited)

         Accounts receivable, trade                                        5,308,043        2,054,894
         Allowance for doubtful accounts                                      -               (77,890)
                                                                           ---------        ----------

         Accounts receivable, net                                          5,308,043        1,977,004
                                                                           =========        ==========

     b)  Other Receivables

         These receivables are non-trade in nature, and are comprised of the following:

                                                                           September 30,      December 31,
                                                                                   2003           2002
                                                                                   $              $
                                                                            (Unaudited)

         Loans receivable                                                     415,877            506,105
         Advances to employees and managers                                                       10,940
         Deposits to service providers                                                            20,276
         Others                                                               138,424             16,611
                                                                           ---------------      ----------
         Other receivables                                                    554,301            553,932
         Allowance for doubtful accounts                                      (14,813)           (83,148)
                                                                           ---------------      ----------

         Other receivables, net                                               539,488            470,784
                                                                            ==============      ==========

3. INCOME TAXES

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

     The components of the income tax expenses (recovery) are as follows:

                                              September 30,           June 30,
                                                       2003              2002
                                                       $                  $
                                                (Unaudited)

         Current                                  260,045            249,556
         Deferred                                  40,597              2,329
                                              --------------      ------------

                                                  300,642            251,885
                                              ==============      ============

4. OTHER PAYABLES

     These payables represent amounts that are non-trade in nature.


5. CAPITAL STOCK

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

     c)  Stock options

         On October 28, 2002, the Company adopted the 2002 Stock option Plan ("the Plan"). The purpose of the plan is to enable the Company to attract, retain and motivate key employees, directors and consultants. The Company has reserved 5,000,000 shares of common stock for issuance under the Plan. As of September 30, 2003, no options have been granted pursuant to the Plan.


6. RETAINED EARNINGS

     In compliance with Chinese legislation, the Company provides 10% of net income based on the income tax rules in PRC for each of the statutory reserve fund and statutory public welfare fund at periods ended. Retained earnings consist of the following:

                                                APPROPRIATED RETAINED EARNINGS     Unappropriated        Total
                                    --------------------------------------------
                                      Statutory      Statutory                           retained     retained
                                    reserve fund  welfare fund             Total         earnings     earnings
                                             $              $                 $                $            $

     Balance at December 31, 2001       124,158        124,158           248,316          227,291      475,607

     Income for the year                158,681        158,681           317,362        1,102,443    1,419,805

     Balance at December 31, 2002       282,839        282,839           565,678        1,329,734    1,895,412

     Income for the 9 months
         ended September 30, 2003       127,535        127,535           255,070        1,020,221    1,275,291
                                   -------------- ----------------    --------------- ------------ -------------


     Balance at September 30, 2003      410,374        410,374           820,748        2,349,955    3,170,703
                                   ============== ================    =============== ============ ==============


7. COMPREHENSIVE INCOME (LOSS)
                                                                                September 30,    September 30,
                                                                                         2003             2002
                                                                                           $                $

(Unaudited) (Unaudited)

     Net income                                                                     1,275,291       1,044,971
     Foreign currency-translation adjustment                                            1,235        (112,493)
                                                                                --------------- ----------------

                                                                                   (1,276,526)       (932,478)
                                                                                =============== ================


     The components of cumulative other comprehensive income (loss) are as follows:

     Cumulative other comprehensive loss - December 31, 2001                                            (215)
     Foreign currency translation adjustment for the year ended December 31, 2002                       (616)
                                                                                                 ---------------

     Cumulative other comprehensive loss - December 31, 2002                                            (831)
     Foreign currency translation adjustment for the period ended September 30, 2003                   1,235
                                                                                                 ---------------

     Cumulative other comprehensive income - September 30, 2003                                          404
                                                                                                 ===============

8. SEGMENTED INFORMATION

     The Company currently operates in one product segment: sales of projectors and video-system. The Company operates in one geographic area, being the People's Republic of China.


9. NON-CASH TRANSACTIONS

     The following item has not been reflected on the statement of cash flows as the reduction in the loans payable was treated as an addition to paid in capital. The accounts affected are as follows

                                                                                  September 30,    September 30,
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



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS ENDED
                               SEPTEMBER 30, 2003

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements contained elsewhere in this filing.

BUSINESS DISCUSSION

We intend to grow the business of our subsidiary Shenzhen ACTO by: (1) continuing to evolve our technology and introducing new products such as our rear projection TV and our rear projection multi-media system, which will expand our product lines into different market segments, including the consumer market and entertainment market segments, (2) maintaining and expanding our strategic positioning with educational institutions and government agencies in the PRC,
(3) establishing additional sales offices and sales representatives in the PRC,
(4) undertaking approval for our products in North America and, in the future, establishing marketing operations or other sales channels in North America, (5) continuing our efforts to cultivate relationships with major corporations worldwide that are producing products in the digital projection industry, (6) accelerating our research and development and (7) further promoting our brand recognition in the PRC. In connection with these activities, we are pursuing financing options in the PRC with the goal of borrowing up to $2,419,228 (RMB 20,000,000) from a bank or a commercial lender in order to further these undertakings. As of March 26, 2003, we borrowed approximately $1,209,599 (RMB 10,000,000) from China Construction Bank in Shenzhen, China and approximately$363,000 (RMB 3,000,000) from Shenzhen Commercial Bank, Shenzhen, China. These funds will be used to purchase an optical test platform, a color analyzer, computer chips, software and other equipment for use in testing and development. If we are unable to secure additional financing the development and marketing of our new products may be slowed. We are not seeking financing from sources outside the PRC at this time. In addition, we intend to hire ten new employees in the next twelve months to fill positions in administration, sales, engineering and product design to facilitate the above mentioned items.

CRITICAL ACCOUNTING POLICIES
The Company's significant accounting policies are outlined within Note 1 to the consolidated financial statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts it reports. The following items require the most significant judgment and often involve complex estimation:

Revenue recognition: The Company generally recognizes a sale when the service has been provided and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after its normal payment terms. If the Company determines that the fee is not fixed or determinable, the Company recognizes revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. The Company assesses collectibility based on a number of factors, including general economic and market conditions, past transaction history with the customer, and the credit-worthiness of the customer. If the Company determines that collection of the sale is not probable, then we will defer the sale and recognize revenue upon receipt of payment.

Inventories: Inventories are valued at the lower of cost, calculated on an average cost basis, or market, determined by selling price less a normal gross margin. The company reserves for obsolescence based on the difference between the cost of inventory and the estimated market value based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Allowance for doubtful accounts: The Company monitors continuously payments from its customers and other receivables and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers or other debtors to make required payments. When the Company evaluates the adequacy of its allowances for doubtful accounts, it takes into account various factors including its accounts receivable and other receivables aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of the Company's customers and other debtors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of September 30, 2003, the Company's net accounts receivable balance was $5,308,043 and its net other receivables balances was $539,488.

Long-lived assets: The Company reviews long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. If actual market conditions are less favorable than management's projections, additional write offs may be required.


MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenue for the three-month period ended September 30, 2003 increased by $2,129,026 to $4,333,949 over the three month period ended September 30, 2002. This is an increase of 97% over the comparable period in the prior year. This increase in sales is attributable primarily to the following factors.

A. Shenzhen ACTO's production standard was approved and certified as the "National Electronic Products Manufacturing Standard" in the PRC and is to be adopted by other domestic companies national-wide. This development enhanced the awareness and acceptance of our trade name and our products in the PRC.

B. We opened sales and service offices in Beijing, Shanghai, Wuhan and Chongqing and increased our sales agent training. We believe the increase in the number of direct sales points helped sales.

C. We increased our expenditures in advertisement and sales network building. We also improved our remuneration package for sales agents.

Cost of Sales

The cost of sales for the three-month period ended September 30, 2003 was $3,262,244 an increase of $1,771,487 over the same period in 2002. This is an increase of 119% over the prior cost of sales of $1,490,757 due to the increase in sales volume over the comparable period in the prior year and an increase in the number of production line-workers, increased direct advertising expenses and an increase in expenses for direct sales.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 were $250,712 as compared to $33,755 for the similar period in 2002. The increase of $216,957 in selling, general and administrative expenses is because we hired more engineers for manufacturing and research and development support.

Net income

Net income from operations for the three months ended September 30, 2003 amounted to $760,314 as compared to a net income of $995,311 for the three months ended September 30, 2002. The decrease in the net income is principally attributable to the bad debt recoveries reported in 2002. This was offset by net income improvements realized through the increase in sales volume in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenue for the nine-month period ended September 30, 2003 totaled $10,223,841 an increase of $3,132,473 over the comparable period in 2002. This is an increase of 44% over the comparable period in the prior year. This increase in sales is attributable primarily to the following factors.

     ii) Shenzhen ACTO's production standard was approved and certified as the "National Electronic Products Manufacturing Standard" in the PRC and is to be adopted by other domestic companies national-wide. This development enhanced the awareness and acceptance of our trade name and our products in the PRC.

     iii) We opened sales and service offices in Beijing, Shanghai, Wuhan and Chongqing and increased our sales agent training. We believe the increase in the number of direct sales points helped sales.

     iv) We increased our expenditures in advertisement and sales network building. We also improved our remuneration package for sales agents.

Cost of Sales

The cost of sales for the nine-month period ended September 30, 2003 totaled $7,460,803, an increase of $2,585,054 from the comparable period in 2002. The increase of 53% is due to the increase in sales volume and an increase in the number of production line-workers, increased direct advertising expenses and an increase in expenses for direct sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $653,830 as compared to $615,657 for the similar period in 2002. The increase in selling, general and administrative expenses is attributable to the increase in volume, which was offset by better financial control by management.

Net income

Net income from operations for the nine months ended September 30, 2003 amounted to $1,275,291 as compared to a net income of 1,044,971 for the nine months ended September 30, 2002. This increase in the net income is principally attributable to the increase in sales volume in 2003.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine-months ended September 30, 2003, net cash required for operating activities amounted to $1,842,262 as compared to net cash provided by operating activities of $822,952 for the comparable period in 2002. The increase in the net cash required was a result of the increase in the accounts receivable and advances to suppliers, which was caused by the increase in sales volume.

Cash flow used in financing activities was $1,924,184 and $415,939 for the nine months ended September 30, 2003 and 2002, respectively. The change in cash flow from financing activities is mainly due to increases in Short Term Loans.

LIQUIDITY. We had cash and cash equivalents on hand of $1,776,243 as of September 30, 2003 and during this period it had sufficient capital resources from internal sources Shenzhen ACTO expects to continue to have sufficient capital resources from internal sources.

We are pursuing financing options in the PRC with the goal of borrowing up to $2,419,228 (RMB 20,000,000) from a bank or other commercial lender within the next twelve months. As of March 26, 2003, we borrowed approximately $1,209,599

(RMB 10,000,000) from China Construction Bank in Shenzhen, China. This loan has a one-year term and is unsecured. The interest rate on amounts outstanding is 0.4425% per month. In addition, as of January 17, 2003, we borrowed approximately $363,000 (RMB 3,000,000) from Shenzhen Commercial Bank in Shenzhen, China. This loan also has a one-year term and is unsecured. The interest rate on amounts outstanding is 0.48675% per month. Both loans are guaranteed by Shenzhen Lingda Tech Co., another company in Shenzhen China, which has borrowed money from Shenzhen ACTO. The proceeds of these loans are being used to facilitate the development and marketing of our new products, a multi-media LCD rear projection product and projection TV.

Pursuant to PRC law, Shenzhen ACTO maintains a statutory reserve fund equal to 10% of net income after taxes and a statutory public welfare reserve fund equal to 10% of net income after taxes based upon local accounting principals.


ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN 2003

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of SFAS 146 did not have a significant effect on the Company's financial statement presentation or disclosure.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2003 financial statements. The interim reporting disclosure requirements were effective for the company's June 30, 2003 10-QSB. The company has no outstanding stock based compensation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption did not have a material effect on the Company.


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant effect on the Company's financial statement presentation or disclosures.


In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning the Company's interim period commencing July 1, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFA 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant effect on the company's financial statement presentation or disclosures.



                           PART II: OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS:

                  None.

ITEM 2:     CHANGES IN SECURITIES:

                  None.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:     OTHER INFORMATION:

                  None.

ITEM 6:     EXHIBITS & REPORTS:


Exhibits

(a)      99.1 Certification of Chief Executive Officer.
         99.2 Certification of Chief Financial Officer.
         99.2 Certificate of Chief Executive Officer and Chief
              Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003
                                                              /s/ Jing Xie
                                                                  Jing Xie
                                                                  President